Form 10-Q
period 2026-06-30
Blackstone Digital Infrastructure Trust Inc.
filed 2026-08-04
CIK 2100161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO
Commission file number 001-43291
Blackstone Digital Infrastructure Trust Inc.
(Exact name of registrant as specified in its charter)

Maryland	41-2751600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue
New York, NY	10154
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 583-5000
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BXDC	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
As of July 28, 2026, there were 100,649,905 shares of the registrant's common stock outstanding.

Website Disclosure
We use our website (www.bxdc.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone Digital Infrastructure Trust Inc. when you enroll your email address by visiting the “Contact Us and Email Alerts” section of our website at http://ir.bxdc.com. The contents of our website and any alerts are not, however, a part of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Digital Infrastructure Trust Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$1,943,383	$—
Other assets	15,770	—
Total Assets	$1,959,153	$—

Liabilities and Equity
Liabilities
Due to affiliates	$8,670	$—
Other liabilities	18,793	—
Total Liabilities	27,463	—

Commitments and Contingencies (Note 9)	—	—

Equity
Common stock, $0.01 par value, 1,000,000,000 shares authorized, 100,649,905 issued and outstanding as of June 30, 2026	1,006	—
Additional paid-in capital	1,923,604	—
Retained earnings	7,080	—
Total Equity	1,931,690	—
Total Liabilities and Equity	$1,959,153	$—
See accompanying notes to condensed consolidated financial statements.

Blackstone Digital Infrastructure Trust Inc.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenues
Total Revenues	$—	$—
Expenses
General and administrative	1,433	1,433
Total Expenses	1,433	1,433
Other Income (Expense)
Interest income	9,295	9,295
Interest expense	(782)	(782)
Total Other Income (Expense)	8,513	8,513
Net Income	$7,080	$7,080
Net Income Per Share of Common Stock, Basic and Diluted	$0.14	$0.28
Weighted-Average Shares of Common Stock Outstanding, Basic and Diluted	50,157,102	25,217,107
See accompanying notes to condensed consolidated financial statements.

Blackstone Digital Infrastructure Trust Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital
	Shares	Par		Retained Earnings	Total Equity
Balance at December 31, 2025	—	$—	$—	$—	$—
Balance at March 31, 2026	—	$—	$—	$—	$—
Proceeds from issuance of common stock	5	—	—	—	—
Proceeds from public offering of common stock	100,619,900	1,006	2,011,392	—	2,012,398
Underwriting and offering costs	—	—	(87,864)	—	(87,864)
Grant of restricted stock to non-employee directors pursuant to the stock incentive plan	30,000	—	—	—	—
Stock-based compensation	—	—	76	—	76
Net income	—	—	—	7,080	7,080
Balance at June 30, 2026	100,649,905	$1,006	$1,923,604	$7,080	$1,931,690
See accompanying notes to condensed consolidated financial statements.

Blackstone Digital Infrastructure Trust Inc.
Condensed Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

Six Months Ended June 30, 2026
Cash flows from operating activities
Net income	$7,080
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of deferred financing costs	335
Stock-based compensation	76
Change in assets and liabilities
Other assets	(5,449)
Other liabilities	1,014
Due to affiliates	627
Net cash provided by operating activities	3,683
Cash flows from financing activities
Proceeds from public offering of common stock	2,012,398
Payments of underwriting and offering costs	(62,232)
Payments of deferred financing costs	(10,466)
Net cash provided by financing activities	1,939,700
Net increase in cash and cash equivalents	1,943,383
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,943,383
Supplemental disclosure of cash flows information
Payments of interest	$—
Supplemental disclosure of non-cash investing and financing activities
Accrued underwriting fee	$17,764
Offering costs due to affiliates	$7,868
Deferred financing costs due to affiliates	$175
Accrued pre-acquisition costs	$15
See accompanying notes to condensed consolidated financial statements.

Blackstone Digital Infrastructure Trust Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Business Purpose
References herein to “we,” “us,” “our,” “BXDC” and the “company” refer to Blackstone Digital Infrastructure Trust Inc. and its subsidiaries unless the context specifically requires otherwise.
Blackstone Digital Infrastructure Trust Inc. was formed on November 21, 2025 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes. We are the sole general partner of BXDC Operating Partnership LP, a Delaware limited partnership (“BXDC OP”). BXDC GP LLC, a Delaware limited liability company and our wholly owned subsidiary, serves as the initial limited partner of BXDC OP.
Our focus is on acquiring and owning newly-constructed, income-generating, stabilized data center properties in the United States leased to investment-grade hyperscale tenants on long-term contracts.
Substantially all of our business will be conducted through BXDC OP. We and BXDC OP are externally managed by BX REIT Advisors L.L.C., a Delaware limited liability company (our “Manager”), an affiliate of Blackstone Inc. As of June 30, 2026, we have neither purchased nor contracted to purchase any investments.
On May 15, 2026, we closed our initial public offering (“IPO”) of 87,500,000 shares of our common stock, $0.01 par value per share, at a public offering price of $20.00 per share. On May 20, 2026, we issued and sold an additional 13,119,900 shares of common stock at a public offering price of $20.00 per share pursuant to the underwriters’ exercise in full of their option to purchase additional shares in the IPO. We received aggregate net proceeds from the IPO of $1.9 billion, net of underwriting discounts and commissions of $79.9 million and other offering costs of $8.0 million.
2. Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing our condensed consolidated financial statements are reasonable and prudent. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements included in our prospectus dated May 13, 2026, as filed with the SEC on May 15, 2026.
The accompanying condensed consolidated financial statements include our accounts and those of our consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and short-term investments. We consider all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. We maintain our cash and cash equivalents in multiple financial institutions and at times these balances exceed federally insurable limits. For the three and six months ended June 30, 2026, we recognized $9.3 million of interest income on cash and cash equivalents.
Income Taxes
We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 2025. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute 90% of our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Organization and Offering Costs
Organization expenses are expensed as incurred and included within general and administrative expenses on the accompanying condensed consolidated statements of operations. Offering costs are reflected as a reduction to additional paid-in capital as incurred.
Our Manager has agreed to advance certain organization and offering expenses on our behalf (including legal, accounting, and other expenses attributable to our organization, but excluding underwriting discounts and commissions payable). We will reimburse our Manager for all such advanced expenses ratably over a 5-year period following June 30, 2027.
As of June 30, 2026, our Manager and its affiliates had incurred organization and offering expenses on our behalf of $8.4 million, consisting of organization costs of $0.5 million and offering costs of $7.9 million. These organization and offering costs were recorded in the accompanying condensed consolidated statements of operations and condensed consolidated statements of changes in equity, respectively, for the three and six months ended June 30, 2026, and the related payable to our Manager and its affiliates is recorded as due to affiliates on the accompanying condensed consolidated balance sheets.
During the three and six months ended June 30, 2026, we incurred underwriting discounts and commissions of $79.9 million in connection with the IPO, of which $17.8 million is payable on November 15, 2026 and is reflected within other liabilities as of June 30, 2026. These offering costs were recorded in the accompanying condensed consolidated statements of changes in equity for the three and six months ended June 30, 2026.
Deferred Financing Costs
Deferred financing costs include legal, structuring, and other loan costs related to our financing agreements. Deferred financing costs related to our secured revolving credit facilities are amortized over the term of the applicable financing agreements. As of June 30, 2026, we had $10.3 million of deferred financing costs, net within other assets on our condensed consolidated balance sheets. Amortization of deferred financing costs is recorded as interest expense in the condensed consolidated statements of operations. Our Manager and its affiliates paid $0.2 million of deferred financing costs on our behalf, which is recorded as due to affiliates on the accompanying condensed consolidated balance sheets.
Net Income Per Share
Basic net income per share of common stock is calculated by dividing net income by the weighted-average shares of common stock and unvested participating shares of restricted common stock outstanding for the period. Diluted net income per share of common stock reflects the impact of all dilutive securities, including interests in BXDC OP held by third-parties, if any.
Stock-Based Compensation
Restricted stock awards granted to non-employee directors under our stock incentive plan are measured at fair value on the grant date and recognized as compensation expense on a straight-line basis over the applicable vesting period.
Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosures in the notes to the financial statements of specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We did not early adopt ASU 2024-03 and are still evaluating the impact on our condensed consolidated financial statements.
3. Secured Revolving Credit Facility
On May 15, 2026, we entered into a $1.0 billion senior secured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility matures on May 15, 2030, includes borrowing capacity for letters of credit and, subject to customary conditions and additional lender commitments, may be increased to up to $4.0 billion of aggregate revolving commitments.
Interest on borrowings under the Credit Facility is based on the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.35% per annum. The applicable margin is based on our leverage ratio and ranges from 2.00% to 2.50% per annum for SOFR borrowings and 1.00% to 1.50% per annum for alternate base rate borrowings.
As of June 30, 2026, we had no outstanding borrowings under the Credit Facility. For the three and six months ended June 30, 2026, we recognized $0.8 million of interest expense related to commitment fees and amortization of deferred financing costs.

4. Equity
Authorized Capital and Common Stock
We are authorized to issue up to 1.0 billion shares of common stock with a $0.01 par value per share and up to 50.0 million shares of preferred stock with a $0.01 par value per share. As of June 30, 2026, 100,649,905 shares of common stock were issued and outstanding and there were no shares of preferred stock issued or outstanding.
As of June 30, 2026, all common units of partnership interests in BXDC OP (“OP units”) were held by us and there were 100,649,905 OP units outstanding.
Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share during the periods set forth below ($ in thousands, except share and per share data):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net income	$7,080	$7,080
Weighted-average shares of common stock outstanding, basic and diluted	50,157,102	25,217,107
Net income per share, basic and diluted	$0.14	$0.28
5. Stock-Based Compensation
We maintain our stock incentive plan, under which 5,035,000 shares of common stock have initially been reserved for issuance, subject to annual evergreen increases.
Concurrent with the pricing of our IPO, a total of 30,000 shares of restricted common stock with a grant date fair value of $600,000 were granted to non-employee directors pursuant to our stock incentive plan. All of the shares granted vest in full on the first anniversary of the grant date.
During the three and six months ended June 30, 2026, we recognized $0.1 million of stock-based compensation expense on a straight-line basis, with $0.5 million remaining to be recognized through May 15, 2027.
6. Related Party Transactions and Other Transactions
Management Agreement
We entered into a management agreement (the “Management Agreement”) with our Manager upon completion of our IPO. Pursuant to the Management Agreement, our Manager is responsible for sourcing, evaluating and monitoring our investment opportunities and making decisions related to the acquisition, management, financing and disposition of our assets, in accordance with our investment objectives, guidelines, policies and limitations, subject to oversight by our board of directors.
In consideration for investment management services, our Manager is entitled to receive a management fee payable in cash equal to a tiered percentage of our Market Capitalization (as defined in the Management Agreement) as of the last trading day of the applicable calendar quarter. The Management Fee will be measured and paid quarterly in arrears (subject to pro-rating for partial periods) and will equal (i) 1.00% per annum of our Market Capitalization (up to a total Market Capitalization of $25.0 billion); plus (ii) 0.90% per annum of the excess, if any, of our Market Capitalization over $25.0 billion (up to a total Market Capitalization of $50.0 billion); plus (iii) 0.80% per annum of the excess, if any, of our Market Capitalization over $50.0 billion (up to a total Market Capitalization of $75.0 billion); plus (iv) 0.70% per annum of the excess, if any, of our Market Capitalization over $75.0 billion. For purposes of calculating Market Capitalization, to the extent any OP units held by any person other than us are outstanding on any trading day during such calendar quarter, then the number of shares of our common stock outstanding on such trading day will be adjusted to include the number of shares of our common stock issuable upon exchange of such OP units in accordance with the partnership agreement of BXDC OP.
In addition, our Manager is entitled to an incentive fee payable in cash equal to 0.25% per annum of our Market Capitalization for each calendar quarter with respect to which (i) our Total Shareholder Return (as defined in the Management Agreement) is 8.0% or higher for the applicable Reference Period (as defined in the Management Agreement) and (ii) the Daily VWAP (as defined in the Management Agreement) of our common stock for the 90-day period prior to the last trading day of such calendar quarter exceeds $20.00. For any calendar quarter with respect to which either or both of the conditions in clause (i) or (ii) above is not satisfied, no incentive fee will be payable. The incentive fee will be calculated and paid quarterly in arrears (subject to pro-rating for partial periods).
Our Manager has agreed to waive the management and incentive fees through November 15, 2026.

Other Transactions
Accrued service provider expenses
We have engaged and expect to continue to engage Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l. (collectively “Revantage”), portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services, including, without limitation, accounting, legal, tax, treasury, valuation support services, information technology, transaction support services, human resources, operational services, and management services. During the three and six months ended June 30, 2026, we accrued $0.3 million of expenses due to Revantage for corporate support services and such amount is included in general and administrative expenses in the condensed consolidated statements of operations and recorded as due to affiliates on the condensed consolidated balance sheets.
Other
Blackstone Securities Partners L.P., an affiliate of Blackstone Inc. (“BXCM”), served as an underwriter of 9,975,386 of the 100,619,900 shares of common stock issued in the IPO. BXCM received approximately $9.0 million of underwriting discounts and commissions, of which $2.0 million is payable on November 15, 2026 and is reflected within other liabilities as of June 30, 2026.
Further, the Manager and its affiliates paid approximately $17.8 million to fund 888,205 of the 100,619,900 shares of common stock issued to investors in the IPO, representing an additional 1% of each such investor’s investment amount, at no additional cost to such investors (the “Bonus Shares”). There were no Bonus Shares issued to participants in the directed share program, or to Blackstone Treasury Holdings III L.L.C., an affiliate of Blackstone Inc. (the “Blackstone Investor”).
As of June 30, 2026, the Blackstone Investor, Blackstone employees, and our directors held an aggregate 10,941,498 shares, of which the Blackstone Investor owned 9,111,800 shares of our common stock.
7. Economic Dependency
We are dependent on the Manager and its affiliates for certain services that are essential to us, including investment acquisition and disposition decisions, and certain other responsibilities. In the event that the Manager and its affiliates are unable to provide such services, we would be required to find alternative service providers.
8. Segment Reporting
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker, or CODM. Our CODM is, collectively, our Chief Executive Officer and Chief Financial Officer, who decide how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business.
We have determined that we have one reportable segment based on how the CODM reviews and manages the business. Our CODM reviews, among other things, net income that is reported on the condensed consolidated statements of operations to make decisions, allocate resources and assess performance. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
9. Commitments and Contingencies
As of June 30, 2026, we were not subject to any material litigation, nor are we aware of any material litigation threatened against us.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “we,” “us,” “our,” “BXDC” and the “company” refer to Blackstone Digital Infrastructure Trust Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws and the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” “identify” or other similar words or the negatives thereof. These may include our financial estimates and their underlying assumptions, statements about plans, objectives, intentions and expectations with respect to positioning, including the impact of macroeconomic trends and market forces, future operations, repurchases, acquisitions, future performance, and statements about identified but not yet disclosed acquisitions. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in such statements, which are described under the section entitled “Risk Factors” in our prospectus dated May 13, 2026 (the “Prospectus”), filed with the SEC in connection with our initial public offering (the “IPO”) on May 15, 2026 pursuant to Rule 424(b) and as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should be read in conjunction with the other cautionary statements that are included in this document (or our Prospectus and other filings with the SEC). Except as otherwise required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.
Overview
We are a newly organized company focused on acquiring and owning mission-critical data center assets that power the modern digital economy. We target newly-constructed, income-generating, stabilized data center properties leased to investment-grade hyperscale tenants on long-term contracts. We intend to invest in essential digital infrastructure primarily in top data center markets that exhibit strong supply-demand dynamics. We expect to acquire assets with fixed, annual rent escalators and favorable tenant expense reimbursement structures, providing predictable yields and stable cash flows. Our strategy focuses on essential digital infrastructure assets that serve as the backbone for cloud computing, artificial intelligence, and the broader digital transformation driving economic growth. We believe the industry represents a substantial investment opportunity. As of June 30, 2026, we had not yet acquired any data center assets.
We are externally managed by BX REIT Advisors L.L.C. (our “Manager”) pursuant to the terms of the Management Agreement, dated May 15, 2026 (the “Management Agreement”). Our Manager is an affiliate of Blackstone Inc. (“Blackstone”), the world’s largest alternative asset manager with more than $1.3 trillion of assets under management as of June 30, 2026.
We commenced operations upon completion of our IPO on May 15, 2026. We intend to elect to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2025. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our stockholders.
Completion of Initial Public Offering and Overallotment Option
On May 13, 2026, we priced our IPO of 87,500,000 shares of our common stock, par value $0.01 per share, at a public offering price of $20.00 per share, which included 86,741,695 shares sold to investors participating in the offering and 758,305 additional shares issued to IPO investors as bonus shares. Our shares of common stock commenced trading on the New York Stock Exchange (“NYSE”) under the ticker symbol “BXDC” on May 14, 2026. Our IPO was completed on May 15, 2026, resulting in gross proceeds of $1.8 billion.
On May 20, 2026, we announced that the underwriters exercised in full their 30-day option to purchase additional shares of common stock at the public offering price of $20.00 per share. The issuance and sale of an additional 13,119,900 shares (including bonus shares issued in connection therewith) closed on May 20, 2026, bringing total gross proceeds of the IPO to over $2.0 billion. Following the exercise of the overallotment option, we had approximately 100.6 million shares of common stock outstanding.

The following table summarizes the gross proceeds from the IPO ($ in thousands, except share data):

	Shares	Gross Proceeds
Initial closing (including bonus shares)	87,500,000	$1,750,000
Overallotment option exercise (including bonus shares)	13,119,900	262,398
Total	100,619,900	$2,012,398
Results of Operations
Revenues
Our activity from our initial formation on November 21, 2025 through the completion of our IPO on May 15, 2026 was limited to our preparation for the IPO. We commenced operations upon completion of the IPO on May 15, 2026. Accordingly, results for the three and six months ended June 30, 2026 reflect approximately 46 days of operations from the IPO closing date through June 30, 2026. There are no comparable prior-period results, as we were formed on November 21, 2025 and had not commenced operations or generated any revenues prior to the closing of the IPO.
As of June 30, 2026, we had not yet acquired any data center assets. The number and type of investments that we acquire will depend upon market conditions, the amount of net proceeds available and other circumstances existing at the time we are acquiring such assets.
We expect our revenues to be primarily derived from long-term leases of newly-constructed, income-generating, stabilized data center properties to investment-grade hyperscale tenants. Our strategy is focused on assets with fixed, annual rent escalators and favorable tenant expense reimbursement structures, providing predictable yields and stable cash flows. We intend to leverage Blackstone’s commitment and expertise in the data center sector, which includes an excellent track record in data center investments, deep sector expertise, and a global network of relationships with hyperscale tenants, developers, and lenders.
Management Fees, Incentive Fees and Expenses
Pursuant to the Management Agreement, the Operating Partnership pays our Manager a Management Fee and an Incentive Fee, and we reimburse our Manager for certain documented costs and expenses. Our Manager has agreed to waive the Management Fee and Incentive Fee for the first six months following the completion of the IPO.
General and Administrative Expenses
General and administrative expenses of $1.4 million for the three and six months ended June 30, 2026 were composed primarily of organization costs, professional fees (including audit, legal and tax advisory), directors’ and officers’ insurance premiums, NYSE listing fees, and other costs associated with being a public company.
Interest Income
Interest income of $9.3 million for the three and six months ended June 30, 2026 was attributable to the investment of net IPO proceeds in cash and cash equivalents pending deployment into data center acquisitions.
Interest Expense
Interest expense of $0.8 million for the three and six months ended June 30, 2026 consisted of commitment fees and amortization of deferred financing costs on our Credit Facility (defined below).
Net Income Per Share
Basic and diluted net income per share for the three months ended June 30, 2026 was $0.14, based on a weighted-average of 50,157,102 shares of common stock outstanding during the period. Basic and diluted net income per share for the six months ended June 30, 2026 was $0.28, based on a weighted-average of 25,217,107 shares of common stock outstanding during the period.

Financial Condition, Liquidity and Capital Resources
We commenced principal operations upon completion of our IPO on May 15, 2026. Our activity from inception through the closing of the IPO was limited to our preparation for the IPO.
Revolving Credit Facility
On May 15, 2026, we entered into a $1.0 billion senior secured revolving credit facility (the “Credit Facility”) with Citibank, N.A., as administrative agent, and the lenders party thereto. The Credit Facility matures on May 15, 2030, includes borrowing capacity for letters of credit and, subject to customary conditions and additional lender commitments, may be increased to up to $4.0 billion of aggregate revolving commitments.
Interest on borrowings under the Credit Facility is based on SOFR or an alternate base rate, in each case plus a margin, and undrawn commitments bear a commitment fee of 0.35% per annum. The applicable margin is based on our leverage ratio and ranges from 2.00% to 2.50% per annum for SOFR borrowings and 1.00% to 1.50% per annum for alternate base rate borrowings.
Liquidity
Upon completion of our IPO (including the full exercise of the underwriters’ option to purchase additional shares), we received total gross proceeds of over $2.0 billion. After giving effect to underwriting discounts and commissions and estimated offering expenses payable by us, we had approximately $1.9 billion of net proceeds available to execute our business strategy.
We expect to generate liquidity primarily from (i) cash flows from our operations, (ii) borrowings under the Credit Facility and any other financing arrangements we may enter into in the future, and (iii) any future offerings of our equity or debt securities.
Our primary use of cash will be for (i) investment acquisitions and capital expenditures, (ii) the cost of operations (including fees payable to our Manager), (iii) debt service on any borrowings, and (iv) cash distributions to our stockholders to the extent declared by us.
Distributions
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal corporate income and excise tax, we intend to make quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes. However, until we invest a substantial portion of the net proceeds of our IPO in data center assets, we expect any quarterly distributions will be nominal. Our future distributions will be at the sole discretion of our board of directors.
Use of Offering Proceeds
As of June 30, 2026, we had invested approximately $1.9 billion of net IPO proceeds in cash and cash equivalents.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

Six Months Ended June 30, 2026
Cash flows provided by operating activities	$3,683
Cash flows provided by financing activities	1,939,700
Net increase in cash and cash equivalents	$1,943,383
Cash flows provided by operating activities were $3.7 million during the six months ended June 30, 2026, primarily as a result of interest income on cash and cash equivalents, partially offset by general and administrative expenses.
Cash flows provided by financing activities were $1.9 billion during the six months ended June 30, 2026, primarily as a result of proceeds from the IPO.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP and include the accounts of us and our subsidiaries. The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of our condensed consolidated financial statements. Actual results could differ from those estimates.

Non-GAAP Financial Measures
Funds from Operations and Adjusted Funds from Operations
We had no real estate operations during the three and six months ended June 30, 2026. Accordingly, supplemental non-GAAP measures such as Funds from Operations (“FFO”), Adjusted Funds from Operations (“AFFO”), FFO per adjusted share, and AFFO per adjusted share for these periods are not indicative of operating results we expect to generate in future periods once we have acquired income-generating data center properties. We have nevertheless presented FFO, AFFO, FFO per adjusted share, and AFFO per adjusted share below because we believe these measures may be useful to investors and may provide comparability in future periods.
We believe FFO is a meaningful non-GAAP supplemental measure of our operating results. Our condensed consolidated financial statements are presented using historical cost accounting which, among other things, requires depreciation of real estate investments. As a result, our operating results imply that the value of our real estate investments have decreased over time. However, we believe that the value of our real estate investments will fluctuate over time based on market conditions and, as such, depreciation under historical cost accounting may be less informative as a measure of our performance. FFO is an operating measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) that is broadly used in the REIT industry. FFO, as defined by NAREIT, is calculated as net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of depreciable real property, impairment write-downs on depreciable real property, and real estate-related depreciation and amortization.
We also believe that AFFO is a meaningful non-GAAP supplemental measure of our operating results. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of organization costs and amortization of stock awards. AFFO is not defined by NAREIT and our calculation of AFFO may not be comparable to disclosures made by other REITs.
We also believe that FFO and AFFO per adjusted share is a meaningful non-GAAP supplemental measure of our operating results. AFFO and FFO per adjusted share is calculated by dividing FFO and AFFO by the weighted-average shares outstanding from May 15, 2026 (the date we closed our IPO) through the end of the period. We utilize AFFO and FFO per adjusted share in assessing per share performance subsequent to our IPO.
FFO, AFFO, FFO per adjusted share, and AFFO per adjusted share should not be considered more relevant or accurate than GAAP net income and GAAP net income per share in evaluating our operating performance. In addition, FFO, AFFO, FFO per adjusted share, and AFFO per adjusted share should not be considered as alternatives to net income and net income per share as indications of our performance or as alternatives to cash flows from operating activities as indications of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO, AFFO, FFO per adjusted share, and AFFO per adjusted share are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. In addition, our methodology for calculating AFFO, FFO per adjusted share, and AFFO per adjusted share may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported AFFO, FFO per adjusted share, and AFFO per adjusted share may not be comparable to AFFO, FFO per adjusted share, and AFFO per adjusted share reported by other companies.

The following tables present a reconciliation of Net income to FFO and AFFO and Net income per share to FFO and AFFO per adjusted share ($ in thousands, except share and per share data):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Net income	$7,080	$7,080
FFO	$7,080	$7,080
Adjustments to arrive at AFFO:
Organization costs	535	535
Amortization of restricted stock awards	76	76
AFFO	$7,691	$7,691

Weighted-average shares of common stock outstanding, basic and diluted	50,157,102	25,217,107
Adjusted weighted-average shares of common stock outstanding, basic and diluted(1)	99,223,829	99,223,829

Net income per share, basic and diluted	$0.14	$0.28
FFO per adjusted share, basic and diluted	$0.07	$0.07
AFFO per adjusted share, basic and diluted	$0.08	$0.08

(1)Adjusted weighted-average shares of common stock outstanding, basic and diluted are calculated from May 15, 2026 (the date we closed our IPO) through June 30, 2026.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary components of our market risk are related to interest rates, tenant creditworthiness, real estate market values, and capital markets generally.
Interest Rate Risks
Interest rate risk is particularly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. Our primary exposure to interest rate risk relates to the use of variable-rate debt, including borrowings under the Credit Facility, to finance real estate acquisitions, development projects, or operations. A rise in interest rates may increase our borrowing costs and reduce the fair value of our real estate investments by applying higher market capitalization rates. Conversely, a decline in interest rates may lower our cost of capital and enhance asset values.
As of June 30, 2026, we had no outstanding borrowings under the Credit Facility.
Credit Risk
We may be exposed to credit risk through tenant lease obligations tied to data center assets that we may acquire. We intend to manage this risk by targeting assets leased to investment-grade-rated, hyperscale tenants, such as leading cloud computing and technology companies, through long-term leases with fixed, annual rent escalators. By limiting our scope to target well-capitalized, investment-grade hyperscale tenants, we are relatively more insulated from short-term shifts in demand or market sentiment, which we believe will enable us to provide stable, attractive risk-adjusted returns over the long term.
Market Value Risks
We may be exposed to market value risk with respect to the fair value of our investments due to changes in market conditions, including interest rates and property cash flows. We intend to manage our exposure to market value risk by maintaining a diversified portfolio of strategically located data center assets in supply-constrained, high-demand markets. However, the fair value of our investments may still fluctuate. Therefore, the amount we will realize upon any future sale is unknown.
The values of data center assets may be adversely affected by a number of factors, including: national, regional and local economic conditions; market-specific supply and demand dynamics; changes or continued weakness in specific technology or connectivity sectors; construction quality, age and design; demographic factors; and retroactive changes to building or similar codes or tax and legal considerations.
Capital Market Risks
We are exposed to risks related to the equity capital markets and our related ability to raise capital through the issuance of our common stock or other equity instruments. We are also exposed to risks related to the debt capital markets and our related ability to finance our business through borrowings under credit facilities or other debt instruments. To comply with the REIT requirements, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

ITEM 4.  CONTROLS AND PROCEDURES
An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by paragraph (b) of Rule 13a-15 or Rule 15d-15 as of the end of the period covered by this Quarterly Report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to us that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we were not involved in any material legal proceedings.
ITEM 1A.  RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Prospectus.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Equity Securities
On April 7, 2026, we issued five shares of our common stock to the Blackstone Investor for aggregate cash consideration of $100.00. The issuance of such shares of common stock was not registered under the Securities Act of 1933, as amended (the “Securities Act”), because the shares were offered and sold in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.
Use of Proceeds
On May 15, 2026, we closed our IPO of 87,500,000 shares of our common stock, $0.01 par value per share, at a public offering price of $20.00 per share. On May 20, 2026, we issued and sold an additional 13,119,900 shares of common stock at a public offering price of $20.00 per share pursuant to the underwriters’ exercise in full of their option to purchase additional shares in the IPO. We received aggregate net proceeds from the IPO of $1.9 billion, net of underwriting discounts and commissions of $79.9 million and other offering costs of approximately $8.0 million. Blackstone Securities Partners L.P., an affiliate of Blackstone Inc. (“BXCM”), served as an underwriter of 9,975,386 of the 100,619,900 shares of common stock issued in the IPO. BXCM received $9.0 million of underwriting discounts and commissions, a portion of such underwriting discounts and commissions remains payable as of June 30, 2026. No other payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
All shares of common stock sold in our IPO were registered pursuant to a registration statement on Form S-11 (File No. 333-294977), as amended (the “Registration Statement”), declared effective by the SEC on May 13, 2026. Goldman Sachs & Co. LLC, Citigroup Global Markets Inc., and Morgan Stanley & Co. LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. There has been no material change in the anticipated use of proceeds from the offering as described in the Prospectus.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Trading Plans
During the three and six months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Blackstone Digital Infrastructure Trust Inc., dated as of May 13, 2026 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-43291) filed on May 19, 2026 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Blackstone Digital Infrastructure Trust Inc., dated as of May 13, 2026 (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-43291) filed on May 19, 2026 and incorporated herein by reference).

10.1
Management Agreement, dated as of May 15, 2026, by and among Blackstone Digital Infrastructure Trust Inc., BXDC Operating Partnership LP and BX REIT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-43291) filed on May 19, 2026 and incorporated herein by reference).

10.2
Registration Rights Agreement, dated as of May 15, 2026, by and among Blackstone Digital Infrastructure Trust Inc., Blackstone Treasury Holdings III L.L.C. and BX REIT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-43291) filed on May 19, 2026 and incorporated herein by reference).

10.3
Revolving Credit Agreement, dated as of May 15, 2026, by and among BXDC Operating Partnership LP, as borrower, Citibank, N.A., as administrative agent, and the lenders from time to time party thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 1-43291) filed on May 19, 2026 and incorporated herein by reference).

10.4
Blackstone Digital Infrastructure Trust Inc. Stock Incentive Plan (filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-295854) filed on May 13, 2026 and incorporated herein by reference).

10.5
Form of Non-Employee Director Restricted Stock Award Agreement (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (File No. 333-294977) filed on May 4, 2026 and incorporated herein by reference).

10.6*	Amended and Restated Limited Partnership Agreement of BXDC Operating Partnership LP, dated as of May 15, 2026

10.7
Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (File No. 333-294977) filed on April 10, 2026 and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* +	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* +	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed or furnished herewith
+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSTONE DIGITAL INFRASTRUCTURE TRUST INC.

August 4, 2026	/s/ Nick Pell
Date	Nick Pell
Chief Executive Officer, President and Director
(Principal Executive Officer)

August 4, 2026	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)